Form 10-K
period 2012-12-31
MS Structured CMT Linked Trust Units Series 2010-01
filed 2013-03-29
CIK 1498311

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
__________
FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

[  ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Numbers  333-165725, 001-34859

SATURNS Trust No. 2010-01
MS STRUCTURED ASSET CORP., as Depositor and Sponsor
 (Exact name of registrant as specified in its charter)

Delaware	13-4026700
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1585 Broadway, Second Floor New York, New York Attention: In-Young Chase	10036
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code:	(212) 761-2457

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
SATURNS CMT Linked Trust Units Series 2010-01	New York Stock Exchange
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

All of the common stock of the registrant is held by Morgan Stanley.  As of March 14, 2013, 1,000 shares of common stock, par value $1.00 per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

The following reports of Morgan Stanley pursuant to Item 1115(b): Quarterly Report on Form 10-Q for the quarterly period ended  June 30, 2012; Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012;  Annual Report on Form 10-K for the fiscal year ended December 31, 2012; and all other documents subsequently filed by Morgan Stanley pursuant to Sections 13(a), 13(c), 14 or 15(d) of the Securities Exchange Act of 1934, during the fiscal year covered by this Report on Form 10-K, which contain financial statements of Morgan Stanley or which amend the foregoing reports.

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

ITEM 1122. COMPLIANCE WITH APPLICABLE SERVICING CRITERIA

See Exhibits 33.1 and 34.1 to this Annual Report.

The Bank of New York Mellon’s Report on Assessment of Compliance with Servicing Criteria for 2012 attached to this Report on Form 10-K describes in Schedule A the following material instances of noncompliance related to investor reporting:

“1122(d)(3)(i): Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (B) Provide information calculated in accordance with the terms specified in the transaction agreements.

Noncompliance:
During the reporting period, certain reports to investors contained information that was not calculated in accordance with the terms specified in the transaction agreements.

1122(d)(3)(ii): Amounts due to investors are allocated and remitted in accordance with time frames, distribution priority and other terms set forth in the transaction agreements.

Noncompliance:
With respect to certain remittances during the reporting period, amounts due to investors were not allocated and remitted in accordance with the distribution priority and other terms set forth in the transaction agreements.”

See Exhibit 33.1 to this Annual Report for information relating to noncompliance and remediation.

ITEM 1123. SERVICER COMPLIANCE STATEMENT

See Exhibit 35.1 to this Annual Report.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

(1) Financial Statements: Distribution Reports on Form 10-D are hereby incorporated by reference. See the table below:

SATURNS Trust No.:	Closing Date	Collateral	Payment Dates	Form 10-D Filing Dates For FY 2012
2010-01	08/30/2010	Altria Group, Inc.	February 7 and August 8	February 14, 2012, August 9, 2012

(2) Financial Statement Schedules pursuant to Item 8: Not Applicable

(3) Exhibits:

Exhibit 31.1	Rule 13a-14(d) Certification
Exhibit 33.1	Report of The Bank of New York Mellon on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities
Exhibit 34.1	Attestation Report of KPMG, LLP on Assessment of Compliance with Servicing Criteria for Asset-Backed Securities
Exhibit 35.1	Statement of Compliance of The Bank of New York Mellon, as Trustee

(b) Exhibits: See Item 15(a)(3) above

(c) Other Financial Statement Schedules: Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 28, 2013

MS STRUCTURED ASSET CORP.

(Registrant)

By:               /s/ In-Young Chase
Name:     In-Young Chase
Title:       Vice President